Form 10-Q
period 2026-06-30
Thunder Bridge Capital Partners V, Ltd.
filed 2026-09-18
CIK 2140030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43446

Thunder Bridge Capital Partners V, Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9912 Georgetown Pike, Suite D203 Great Falls, Virginia	22066
(Address of principal executive offices)	(Zip Code)

(202) 431-0507

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	TBCVU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	TBCV	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share for $11.50 per share	TBCVW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 18, 2026, there were 30,762,000 Class A ordinary shares, $0.0001 par value, and 7,503,750 Class B ordinary shares, $0.0001 par value, issued and outstanding.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets:
Current Assets
Cash	$226	$—
Prepaid expenses	20,000	7,557
Total Current Assets	20,226	7,557
Deferred offering costs	152,216	—
Total Assets	172,442	7,557

Liabilities and Shareholder’s Deficit:
Current Liabilities
Accrued expenses	$61,175	$1,075
Accrued offering costs	28,175	—
Advances from related party	—	25,000
Promissory note - related party	154,886	—
Total Current Liabilities	244,236	26,075
Total Liabilities	244,236	26,075

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,503,750 shares and one share issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	750	—
Additional paid-in capital	24,250	—
Accumulated deficit	(96,794)	(18,518)
Total Shareholder’s Deficit	(71,794)	(18,518)
Total Liabilities and Shareholder’s Deficit	$172,442	$7,557

The accompanying notes are an integral part of the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Formation, general and administrative costs	$74,576	$—	$78,276	$3,850
Loss from operations	(74,576)	—	(78,276)	(3,850)

Net loss	(74,576)	—	(78,276)	(3,850)

Weighted average Class B ordinary shares outstanding, basic and diluted	2,972,501	1	1,486,251	1
Basic and diluted net loss per Class B ordinary share	$(0.03)	$—	$(0.05)	$(3,850)

 The accompanying notes are an integral part of the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	1	$—	$—	$(18,518)	$(18,518)
Net loss	—	—	—	(3,700)	(3,700)
Balance – March 31, 2026	1	—	—	(22,218)	(22,218)
Surrender of Class B ordinary share to Sponsor	(1)	—	—	—	—
Issuance of Class B ordinary shares to Sponsor	7,503,750	750	24,250	—	25,000
Net loss	—	—	—	(74,576)	(74,576)
Balance – June 30, 2026 (Unaudited)	7,503,750	$750	$24,250	$(96,794)	$(71,794)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	1	$—	$—	$(14,668)	$(14,668)
Net loss	—	—	—	(3,850)	(3,850)
Balance – March 31, 2025	1	—	—	(18,518)	(18,518)
Net loss	—	—	—	—	—
Balance – June 30, 2025 (Unaudited)	1	$—	$—	$(18,518)	$(18,518)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(78,276)	$(3,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general and administrative costs through promissory note – related party	12,420	—
Changes in operating assets and liabilities:
Prepaid expenses	982	3,800
Accrued expenses	60,100	50
Net cash used in operating activities	(4,774)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	5,000	—
Net cash provided by financing activities	5,000	—

Net Change in Cash	226	—
Cash – Beginning of period	—	—
Cash – End of period	$226	$—

Supplemental disclosure of non-cash activities:
Deferred offering costs included in accrued offering costs	$28,175	$—
Deferred offering costs paid through promissory note – related party	$117,466	$—
Settlement of advances from related party in exchange for issuance of Class B ordinary shares	$25,000	$—
Prepaid expenses applied to deferred offering costs	$6,575	$—
Prepaid expenses paid by Sponsor through promissory note – related party	$20,000	$—

 The accompanying notes are an integral part of the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Thunder Bridge Capital Partners V, Ltd. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 4, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 4, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is TBCP V, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 12, 2026. On August 14, 2026, the Company consummated the Initial Public Offering of 30,015,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 3,915,000 Units, at $10.00 per Unit, generating gross proceeds of $300,150,000. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (“Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 747,000 private placement units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and to Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $7,470,000. Of those 747,000 Private Placement Units, the Sponsor purchased 447,000 Private Placement Units and Cantor purchased 300,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share”) and one-third of one warrant (“Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Transaction costs amounted to $18,663,553, consisting of $5,220,000 of cash underwriting fee, $12,789,000 of deferred underwriting fee and $654,553 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding interest income earned on the Trust Account and released to the Company for working capital, subject to a limit of $500,000 per year, or to pay taxes, collectively referred to as “permitted withdrawals” and the deferred underwriting commissions). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on August 14, 2026, an amount of $300,150,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and which initially will be invested or held either (i) in U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer the Company holds investments in the Trust Account, the Company may, at any time instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account. No later than 24 months after the closing of the Initial Public Offering, the amounts held in the Trust Account will be held as cash or cash equivalents, including in demand deposit accounts.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company will provide its shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of the initial Business Combination, including interest (which interest shall be net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval in connection with the initial Business Combination, it will complete its initial Business Combination only if it obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing the initial Business Combination. If the Company seeks shareholder approval in connection with the initial Business Combination, the initial shareholders, officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares (as defined in Note 5), Private Placement Shares and any Public Shares held by them in favor of the initial Business Combination and to waive their redemption rights with respect to any such shares in connection with the consummation of the initial Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing redemption rights, if the Company seeks shareholder approval of the initial Business Combination and it does not conduct redemptions in connection with the initial Business Combination pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor and Company’s officers and directors have agreed to waive (a) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them, as applicable, in connection with the completion of the initial Business Combination; (b) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (c) their rights to liquidating distributions from the Trust Account with respect to the Founder Shares or Private Placement Shares they hold if the Company fails to complete the initial Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company will have until 24 months from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of permitted withdrawals and taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 13, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 20, 2026. The interim results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to August 14, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of June 30, 2026, the Company had $226 in cash and working capital deficit of $224,010.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor, any of its affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at the time of the initial Business Combination at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans. In addition, the Company may withdraw interest income earned on the Trust Account for working capital, subject to a limit of $500,000 per year, or to pay taxes.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the actual costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination exceed the Company’s estimates, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that based on the completion of the Initial Public Offering and sale of the Private Placement Units on August 14, 2026, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $226 and $0 in cash, respectively, and no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Public Warrants (as described in Note 3) and Private Placement Units were charged to shareholder’s deficit as the warrants associated with the Initial Public Offering and private placement, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes”. FASB ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. FASB ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in the private placement simultaneously with the closing of the Initial Public Offering on August 14, 2026, in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the terms of the warrant instruments and determined they meet the criteria for equity treatment at their assigned values upon their issuance. As of June 30, 2026 and December 31, 2025, there were no warrants currently issued or outstanding.

Net Loss Per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. As of June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Class B ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the periods presented.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the closing of the Initial Public Offering on August 14, 2026, the Company sold 30,015,000 Units, which included the full exercise by the underwriters of their over-allotment option of 3,915,000, at a purchase price of $10.00 per Unit, generating gross proceeds of $300,150,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on August 14, 2026, the Sponsor and Cantor purchased an aggregate of 747,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $7,470,000. Of those 747,000 Private Placement Units, the Sponsor purchased 447,000 Private Placement Units and Cantor purchased 300,000 Private Placement Units. Each Private Placement Unit consists of one Private Placement Share and one-third of one Private Placement Warrant. Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering, so long as they are held by the Sponsor, Cantor, or their permitted transferees. The Private Placement Units (i) may not (including the Class A ordinary shares issuable upon exercise of the warrants contained in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Units held by Cantor, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On May 20, 2026, the Company issued 7,503,750 Class B ordinary shares (the “Founder Share” and collectively with any future Class B ordinary shares, the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share. Up to 978,750 of the Class B ordinary shares may be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On August 14, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 978,750 Founder Shares are no longer subject to forfeiture.

The Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination or (y), the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On May 19, 2026, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. As of June 30, 2026, the Company had borrowed $154,886 under the promissory note. Subsequently on August 14, 2026, the Company repaid the total outstanding borrowings under the promissory note amounting to $237,701. Borrowing against the promissory note is no longer available.

Advances from Related Party

As of June 30, 2026 and December 31, 2025, the Company owes a related party $0 and $25,000, respectively, for expenses paid on its behalf, which is included in advances from related party on the accompanying condensed balance sheets. The amounts were non-interest bearing and due on demand. On May 20, 2026, the Company issued 7,503,750 Class B ordinary shares to the Sponsor and the $25,000 outstanding balance was applied in full settlement of the advances from related party.

Administrative Services Agreement

Commencing on August 13, 2026, the date on which the Company’s securities are listed on Nasdaq, the Company agreed to pay the Sponsor or an affiliate of the Sponsor a total of $30,000 per month for office space, utilities and shared personnel support services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2026, no amount has been accrued for these services.

Advisory Agreement

Commencing on August 13, 2026, the date on which the Company’s securities are listed on Nasdaq, the Company agreed to pay to an affiliate of the Company’s Chief Executive Officer, a total of $30,000 per month for advisory services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2026, no amount has been accrued for these services.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor, any of its affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at the time of the initial Business Combination at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the conflict between Venezuela and the U.S., and the conflicts in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict and an escalation of the conflict in the Middle East and Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Iran, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Registration Rights

The holders of the Founder Shares, Private Placement Units, and any units that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable as part of the Private Placement Units, units issued upon conversion of the Working Capital Loans, and Class A ordinary shares issuable upon exercise of the Private Placement Warrants and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to the registration rights agreement signed on August 12, 2026, the effective date of Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. Notwithstanding the foregoing, Cantor and/or its designees may not exercise their demand and “piggyback” registration rights after five years and seven years, respectively, after the commencement of sales of the Initial Public Offering and may not exercise their demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Legal Services Agreement

On March 13, 2024, prior to the Company’s incorporation, the Sponsor entered into an agreement with Nelson Mullins Riley & Scarborough LLP (“Nelson Mullins”) for legal services relating to the Company’s formation and Initial Public Offering. The agreement was amended on May 8, 2026. In exchange for such services, Nelson Mullins was entitled to an aggregate fee of $300,000. The payment of legal fees was strictly contingent upon the successful closing of the Initial Public Offering, and if the Initial Public Offering had not been consummated, no payment would have been due and no amounts would have been outstanding. Upon the closing of the Initial Public Offering on August 14, 2026, the Company paid $300,000 to Nelson Mullins pursuant to the agreement.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,915,000 additional Units to cover over-allotments, if any. On August 14, 2026, the underwriters exercised their over-allotment option in full, closing on the 3,915,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $5,220,000 upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting commission of $12,789,000, payable to the underwriters only upon the consummation of an initial Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 7,503,750 Class B ordinary shares and one Class B ordinary share issued and outstanding, respectively. Up to 978,750 of the Class B ordinary shares may be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment is exercised so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On August 14, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 978,750 Founder Shares are no longer subject to forfeiture.

Only holders of Class B ordinary shares will have the right to vote to appoint all of the Company’s directors and may remove members of the board of directors for any reason prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

Warrants — As of June 30, 2026 and December 31, 2025, there were no Public Warrants and Private Placement Warrants issued or outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until the later of 30 days after the completion of the initial Business Combination and 12 months from the closing of the Initial Public Offering, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current. No Public Warrants will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant, or issue securities or other compensation in exchange for the Public Warrants in the event that the Company is unable to register or qualify the shares underlying the Public Warrants under applicable state securities laws and no exemption is available. In the event that a registration statement is not effective for the exercised Public Warrants, the purchaser of a unit containing such Public Warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of its initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants does not become effective within 60 business days after the closing of the initial Business Combination, holders of Public Warrants will have the right, during any period thereafter when there is no such effective registration statement, to exercise the Public Warrants on a cashless basis. Additionally, if, at the time that a Public Warrant is exercised, the Company’s Class A ordinary shares are not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Public Warrants: Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders.

Additionally, if the number of issued and outstanding Class A ordinary shares is increased by a capitalization or share dividend payable in Class A ordinary shares, or by a split-up of Class A ordinary shares or other similar event, then, on the effective date of such share capitalization or share dividend, split-up or similar event, the number of Class A ordinary shares issuable on exercise of each Public Warrant will be increased in proportion to such increase in the outstanding Class A ordinary shares. A rights offering made to all holders of Class A ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the “historical fair market value” (as defined below) will be deemed a share dividend of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) one minus the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the historical fair market value. For these purposes, (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) “historical fair market value” means the volume weighted average price of Class A ordinary shares as reported during the 10 trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 8 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash	$226	$—
Prepaid expenses	$20,000	$7,557
Deferred offering costs	$152,216	$—

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Formation, general and administrative costs	$74,576	$—	$78,276	$3,850

The CODM reviews the Company’s total assets and liquidity to assess whether sufficient resources are available to discharge its liabilities. The CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds to be raised from the Initial Public Offering. The key measures of segment profit or loss reviewed by the CODM are formation, general and administrative costs. Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Public Offering and eventually a Business Combination within the Combination Period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The registration statement for the Company’s Initial Public Offering was declared effective on August 12, 2026.

Commencing on August 13, 2026, the date on which the Company’s securities are listed on Nasdaq, the Company agreed to pay the Sponsor or an affiliate of the Sponsor a total of $30,000 per month for office space, utilities and shared personnel support services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

Commencing on August 13, 2026, the date on which the Company’s securities are listed on Nasdaq, the Company agreed to pay to an affiliate of the Company’s Chief Executive Officer, a total of $30,000 per month for advisory services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

On August 14, 2026, the Company consummated the Initial Public Offering of 30,015,000 Units, which included the full exercise by the underwriters of their over-allotment option of 3,915,000, at a purchase price of $10.00 per Unit, generating gross proceeds of $300,150,000.

Simultaneously with the closing of the Initial Public Offering on August 14, 2026, the Sponsor and Cantor purchased an aggregate of 747,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $7,470,000. Of those 747,000 Private Placement Units, the Sponsor purchased 447,000 Private Placement Units and Cantor purchased 300,000 Private Placement Units.

On August 14, 2026, the Company incurred total transaction costs amounting to $18,663,553, consisting of $5,220,000 of cash underwriting fee, $12,789,000 of deferred underwriting fee and $654,553 of other offering costs.

Following the closing of the Initial Public Offering on August 14, 2026, an amount of $300,150,000 from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units was placed in the Trust Account.

On August 14, 2026, the Company repaid the total outstanding borrowings under the promissory note amounting to $237,701. Borrowing against the promissory note is no longer available.

On August 14, 2026, upon the closing of the Initial Public Offering, the Company paid $300,000 to Nelson Mullins pursuant to the legal services agreement.

On August 14, 2026, the underwriters exercised their over-allotment option in full, closing on the 3,915,000 additional Units simultaneously with the Initial Public Offering.

On August 14, 2026, the underwriters were paid a cash underwriting discount of $5,220,000 upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting commission of $12,789,000, payable to the underwriters only upon the consummation of an initial Business Combination, subject to the terms of the underwriting agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Thunder Bridge Capital Partners V, Ltd. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to TBCP V, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the identification of a prospective target business and the completion of an initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 4, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 4, 2024 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026 and 2025, we had a net loss of $74,576 and $0, respectively, which consisted of formation, general and administrative costs.

For the six months ended June 30, 2026 and 2025, we had a net loss of $78,276 and $3,850, respectively, which consisted of formation, general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only sources of liquidity were the initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of June 30, 2026, the Company had $226 in cash and working capital deficit of $224,010.

For the six months ended June 30, 2026, net cash used in operating activities was $4,774. Net loss of $78,276 was affected by the payment of formation, general and administrative costs through promissory note – related party of $12,420, and changes in operating assets and liabilities of the Company of $61,082.

For the six months ended June 30, 2025, net cash used in operating activities was $0. Net loss of $3,850 was offset by changes in operating assets and liabilities of the Company of $3,850.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on August 14, 2026, we consummated the Initial Public Offering of 30,015,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,915,000 Units, at $10.00 per Unit, generating gross proceeds of $300,150,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 747,000 private placement units, at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and to Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $7,470,000.

Following the Initial Public Offering, a total of $300,150,000 from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units was placed in the Trust Account. We incurred total transaction costs of $18,663,553, consisting of $5,220,000 of cash underwriting fee, $12,789,000 of deferred underwriting fee and $654,553 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units at the time of the initial Business Combination at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans. In addition, the Company may withdraw interest income earned on the Trust Account for working capital, subject to a limit of $500,000 per year, or to pay taxes.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the actual costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination exceed the Company’s estimates, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on August 13, 2026, the date on which the Company’s securities are listed on Nasdaq, the Company agreed to pay the Sponsor or an affiliate of the Sponsor a total of $30,000 per month for office space, utilities and shared personnel support services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2026, no amount has been accrued for these services.

Advisory Agreement

Commencing on August 13, 2026, the date on which the Company’s securities are listed on Nasdaq, the Company agreed to pay to an affiliate of the Company’s Chief Executive Officer, a total of $30,000 per month for advisory services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2026, no amount has been accrued for these services.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,915,000 additional Units to cover over-allotments, if any. On August 14, 2026, the underwriters exercised their over-allotment option in full, closing on the 3,915,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $5,220,000 upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting commission of $12,789,000, payable to the underwriters only upon the consummation of an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2026, the Company issued 7,503,750 Class B ordinary shares (the “Founder Share” and collectively with any future Class B ordinary shares, the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share. Up to 978,750 of the Class B ordinary shares may be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On August 14, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 978,750 Founder Shares are no longer subject to forfeiture. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Subsequent to the quarterly period covered by this Quarterly Report, on August 14, 2026, we consummated the Initial Public Offering of 30,015,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 3,915,000 Units, at $10.00 per Unit, generating gross proceeds of $300,150,000. Cantor acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (No. 333-296759). The Securities and Exchange Commission declared the registration statement effective on August 12, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 747,000 private placement units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and to Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $7,470,000. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share”) and one-third of one warrant (“Private Placement Warrant”). Each whole Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at an exercise price of $11.50 per share. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $300,150,000 was placed in the Trust Account.

We incurred total transaction costs of $18,663,553, consisting of $5,220,000 of cash underwriting fee, $12,789,000 of deferred underwriting fee and $654,553 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

Date: September 18, 2026	By:	/s/ Gary A. Simanson
	Name:	Gary A. Simanson
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 18, 2026	By:	/s/ Paul Wasinger
	Name:	Paul Wasinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)