Form 10-Q
period 2026-09-30
Thunder Bridge Capital Partners V, Ltd.
filed 2026-10-29
CIK 2140030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(Registrant’s telephone number, including area code)

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

As of October 29, 2026, there were 30,762,000 Class A ordinary shares, $0.0001 par value, and 7,503,750 Class B ordinary shares, $0.0001 par value, issued and outstanding.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets:
Current Assets
Cash	$976,182	$—
Prepaid expenses	226,945	7,557
Total Current Assets	1,203,127	7,557
Prepaid insurance – non-current portion	107,202	—
Investments held in Trust Account	301,502,927	—
Total Assets	302,813,256	7,557

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current Liabilities
Accrued expenses	$7,588	$1,075
Accrued offering costs	75,000	—
Advances from related party	—	25,000
Total Current Liabilities	82,588	26,075
Deferred underwriting fee payable	12,789,000	—
Total Liabilities	12,871,588	26,075

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 30,015,000 and no shares at redemption value of $10.03 per share as of September 30, 2026 and December 31, 2025, respectively	301,002,927	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 747,000 shares issued and outstanding (excluding 30,015,000 shares subject to possible redemption) as of September 30, 2026; none issued or outstanding as of December 31, 2025	75	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,503,750 and 1 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	750	—
Additional paid-in capital	—	—
Accumulated deficit	(11,062,084)	(18,518)
Total Shareholders’ Deficit	(11,061,259)	(18,518)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$302,813,256	$7,557

The accompanying notes are an integral part of the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Formation, general and administrative costs	$297,713	$—	$375,989	$3,850
Loss from operations	(297,713)	—	(375,989)	(3,850)

Other income:
Interest earned on investments held in Trust Account	1,352,927	—	1,352,927	—
Interest income – bank	1,801	—	1,801	—
Total other income, net	1,354,728	—	1,354,728	—

Net income (loss)	$1,057,015	$—	$978,739	$(3,850)

Weighted average Class A ordinary shares outstanding, basic	16,049,739	—	5,408,703	—
Basic net income per Class A ordinary share	$0.05	$—	$0.11	$—
Weighted average Class A ordinary shares outstanding, diluted	16,049,739	—	5,408,703	—
Diluted net income per Class A ordinary share	$0.04	$—	$0.11	$—
Weighted average Class B ordinary shares outstanding, basic	7,035,652	1	3,374,835	1
Basic net income (loss) per Class B ordinary share	$0.05	$—	$0.11	$(3,850)
Weighted average Class B ordinary shares outstanding, diluted	7,503,750	1	3,532,582	1
Diluted net income (loss) per Class B ordinary share	$0.04	$—	$0.11	$(3,850)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	1	$—	$—	$(18,518)	$(18,518)
Net loss	—	—	—	—	—	(3,700)	(3,700)
Balance – March 31, 2026	—	—	1	—	—	(22,218)	(22,218)
Surrender of Class B ordinary share to Sponsor	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares to Sponsor	—	—	7,503,750	750	24,250	—	25,000
Net loss	—	—	—	—	—	(74,576)	(74,576)
Balance – June 30, 2026	—	—	7,503,750	750	24,250	(96,794)	(71,794)
Sale of 747,000 Private Placement Units	747,000	75	—	—	7,469,925	—	7,470,000
Fair value of Public Warrants at issuance	—	—	—	—	4,402,200	—	4,402,200
Offering costs allocated to Public Warrants and Private Placement Units	—	—	—	—	(289,394)	—	(289,394)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,606,981)	(11,169,378)	(22,776,359)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(852,927)	(852,927)
Net income	—	—	—	—	—	1,057,015	1,057,015
Balance – September 30, 2026 (Unaudited)	747,000	$75	7,503,750	$750	$—	$(11,062,084)	$(11,061,259)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	1	$—	$—	$(14,668)	$(14,668)
Net loss	—	—	—	(3,850)	(3,850)
Balance – March 31, 2025	1	—	—	(18,518)	(18,518)
Net loss	—	—	—	—	—
Balance – June 30, 2025	1	—	—	(18,518)	(18,518)
Net loss	—	—	—	—	—
Balance – September 30, 2025 (Unaudited)	1	$—	$—	$(18,518)	$(18,518)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$978,739	$(3,850)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation, general and administrative costs through promissory note – related party	12,420	—
Interest earned on investments held in Trust Account	(1,352,927)	—
Changes in operating assets and liabilities:
Prepaid expenses	(130,963)	3,800
Prepaid insurance – non-current portion	(107,202)	—
Accrued expenses	6,513	50
Net cash used in operating activities	(593,420)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,150,000)	—
Net cash used in investing activities	(300,150,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,930,000	—
Proceeds from sale of Private Placement Units	7,470,000	—
Proceeds from promissory note – related party	5,000	—
Repayment of promissory note – related party	(237,701)	—
Payment of offering costs	(447,697)	—
Net cash provided by financing activities	301,719,602	—

Net Change in Cash	976,182	—
Cash – Beginning of period	—	—
Cash – End of period	$976,182	$—

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$—
Deferred offering costs paid through promissory note – related party	$125,281	$—
Settlement of advances from related party in exchange for issuance of Class B ordinary shares	$25,000	$—
Prepaid expenses applied to deferred offering costs	$6,575	$—
Prepaid expenses paid by Sponsor through promissory note – related party	$95,000	$—
Deferred underwriting fee payable	$12,789,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 4, 2024 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Following the closing of the Initial Public Offering on August 14, 2026, an amount of $300,150,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and which initially will be invested or held either (i) in U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer the Company holds investments in the Trust Account, the Company may, at any time, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account. No later than 24 months after the closing of the Initial Public Offering, the amounts held in the Trust Account will be held as cash or cash equivalents, including in demand deposit accounts.

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

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The Sponsor and the Company’s officers and directors have agreed to waive (a) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them, as applicable, in connection with the completion of the initial Business Combination; (b) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (c) their rights to liquidating distributions from the Trust Account with respect to the Founder Shares or Private Placement Shares they hold if the Company fails to complete the initial Business Combination.

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

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 13, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 20, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Liquidity and Capital Resources

The Company’s liquidity needs up to August 14, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the sale of the Private Placement Units held outside of the Trust Account. As of September 30, 2026, the Company had $976,182 in cash held outside of the Trust Account and working capital of $1,120,539.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor, any of its affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at the time of the initial Business Combination at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans. In addition, the Company may withdraw interest income earned on the Trust Account for working capital, subject to a limit of $500,000 per year, or to pay taxes.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had $976,182 and $0 in cash, respectively, and no cash equivalents.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account were held in a money market fund that invests in U.S. Treasury securities. The Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2026, no amounts had been withdrawn from the Trust Account. As of December 31, 2025, the Company had no investments held in the Trust Account.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional, registration and underwriting fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Public Warrants (as described in Note 3) and Private Placement Units were charged to shareholders’ deficit as the warrants associated with the Initial Public Offering and private placement, after management’s evaluation, were accounted for under equity treatment. Upon the closing of the Initial Public Offering on August 14, 2026, offering costs totaled $18,663,553, of which $18,374,159 were charged to temporary equity and $289,394 were charged to shareholders’ deficit.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., the Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The redemption value reflects the amount held in the Trust Account, net of up to $500,000 of interest income permitted to be withdrawn for working capital purposes. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares results in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, 30,015,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheet. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the accompanying condensed balance sheet are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants	(4,402,200)
Class A ordinary shares issuance costs	(18,374,159)
Plus:
Remeasurement of carrying value to redemption value	23,629,286
Class A ordinary shares subject to possible redemption, September 30, 2026	$301,002,927

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

FASB ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than investments held in the Trust Account (see Note 8).

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in the private placement simultaneously with the closing of the Initial Public Offering on August 14, 2026, in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the terms of the warrant instruments and determined they meet the criteria for equity treatment at their assigned values upon their issuance. As of September 30, 2026, there were 10,005,000 Public Warrants and 249,000 Private Placement Warrants issued and outstanding. As of December 31, 2025, there were no warrants issued or outstanding.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the respective period. Accretion and remeasurement associated with the redeemable Class A ordinary shares are excluded from net income (loss) per ordinary share as the redemption value approximates fair value. Basic weighted average Class B ordinary shares outstanding exclude, for the period prior to August 14, 2026, an aggregate of 978,750 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On August 14, 2026, the underwriters exercised the over-allotment option in full and such shares are no longer subject to forfeiture.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,254,000 Class A ordinary shares in the aggregate. As of September 30, 2026 and December 31, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$734,872	$322,143	$602,685	$376,054
Denominator:
Basic weighted average ordinary shares outstanding	16,049,739	7,035,652	5,408,703	3,374,835
Basic net income per ordinary share	$0.05	$0.05	$0.11	$0.11

Diluted net income per ordinary share:
Numerator:
Allocation of net income	$720,268	$336,747	$592,052	$386,687
Denominator:
Diluted weighted average ordinary shares outstanding	16,049,739	7,503,750	5,408,703	3,532,582
Diluted net income per ordinary share	$0.04	$0.04	$0.11	$0.11

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$—	$—	$(3,850)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	1	—	1
Basic and diluted net loss per ordinary share	$—	$—	$—	$(3,850)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the closing of the Initial Public Offering on August 14, 2026, the Company sold 30,015,000 Units, which included the full exercise by the underwriters of their over-allotment option of 3,915,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $300,150,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Of the gross proceeds from the Initial Public Offering, $4,402,200 was allocated to the Public Warrants and recorded in additional paid-in capital, and the remaining proceeds were allocated to the Public Shares. Following the closing of the Initial Public Offering, an amount of $300,150,000 ($10.00 per Unit) was placed in the Trust Account.

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

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering, except that so long as they are held by the Sponsor, Cantor, or their permitted transferees, the Private Placement Units (i) may not (including the Class A ordinary shares issuable upon exercise of the warrants contained in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On May 20, 2026, the Company issued 7,503,750 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share (the “Founder Shares”). Up to 978,750 of the Class B ordinary shares were subject to forfeiture for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On August 14, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 978,750 Founder Shares are no longer subject to forfeiture.

The Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On May 19, 2026, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. Prior to the closing of the Initial Public Offering, the Company had borrowed $237,701 under the promissory note. On August 14, 2026, the Company repaid the total outstanding borrowings under the promissory note amounting to $237,701. Borrowing against the promissory note is no longer available. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the promissory note.

Advances from Related Party

As of September 30, 2026 and December 31, 2025, the Company owed a related party $0 and $25,000, respectively, for expenses paid on its behalf, which is included in advances from related party on the accompanying condensed balance sheets. The amounts were non-interest bearing and due on demand. On May 20, 2026, the Company issued 7,503,750 Class B ordinary shares to the Sponsor and the $25,000 outstanding balance was applied in full settlement of the advances from related party.

Administrative Services Agreement

Commencing on August 13, 2026, the Company agreed to pay the Sponsor or an affiliate of the Sponsor a total of $30,000 per month for office space, utilities and shared personnel support services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred and paid $60,000 for these services. As of September 30, 2026, no amount has been accrued for these services.

Advisory Agreement

Commencing on August 13, 2026, the Company agreed to pay to an affiliate of the Company’s Chief Executive Officer, a total of $30,000 per month for advisory services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred and paid $60,000 for these services. As of September 30, 2026, no amount has been accrued for these services.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor, any of its affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at the time of the initial Business Combination at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Registration Rights

The holders of the Founder Shares, Private Placement Units, and any units that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable as part of the Private Placement Units, units issued upon conversion of the Working Capital Loans, and Class A ordinary shares issuable upon exercise of the Private Placement Warrants and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to the registration rights agreement signed on August 12, 2026, the effective date of the registration statement for the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. Notwithstanding the foregoing, Cantor and/or its designees may not exercise their demand and “piggyback” registration rights after five years and seven years, respectively, after the commencement of sales of the Initial Public Offering and may not exercise their demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Legal Services Agreement

On March 13, 2024, the Sponsor entered into an agreement on behalf of the Company, as amended on May 8, 2026, with Nelson Mullins Riley & Scarborough LLP (“Nelson Mullins”) to provide legal services relating to the Company’s Initial Public Offering, in exchange for an aggregate fee of $300,000. The payment of legal fees is strictly contingent upon a successful closing, and if the Initial Public Offering is not consummated, no payment is due and no amounts will be outstanding. On August 14, 2026, upon the closing of the Initial Public Offering, the Company paid $300,000 to Nelson Mullins pursuant to this agreement.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were 747,000 Class A ordinary shares issued and outstanding, excluding 30,015,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 7,503,750 and 1 Class B ordinary shares issued and outstanding, respectively. Up to 978,750 of the Class B ordinary shares were subject to surrender for no consideration depending on the extent to which the underwriters’ over-allotment is exercised so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On August 14, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 978,750 Founder Shares are no longer subject to forfeiture.

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

Warrants — As of September 30, 2026, there were 10,005,000 Public Warrants and 249,000 Private Placement Warrants issued and outstanding. As of December 31, 2025, there were no Public Warrants or Private Placement Warrants issued or outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until the later of 30 days after the completion of the initial Business Combination and 12 months from the closing of the Initial Public Offering, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2025.

	Level	September 30, 2026
Assets:
Investments held in Trust Account – U.S. Treasury money market fund	1	$301,502,927

As of August 14, 2026, the fair value of the Public Warrants is $4,402,200 or $0.44 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants.

August 14, 2026
Expected term to de-SPAC (years)	2.00
Probability of de-SPAC and market adjustment	24.00%
Risk-free rate (continuous)	4.42%
Implied Class A share price	$9.85
Exercise price	$11.50
Simulation term (years)	7.00
Selected volatility	22.50%
Redemption trigger price	$18.00

NOTE 9 — SEGMENT INFORMATION

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

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

	September 30, 2026	December 31, 2025
Cash	$976,182	$—
Prepaid expenses	$226,945	$7,557
Prepaid insurance – non-current portion	$107,202	$—
Investments held in Trust Account	$301,502,927	$—

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Formation, general and administrative costs	$297,713	$—	$375,989	$3,850
Interest earned on investments held in Trust Account	$1,352,927	$—	$1,352,927	$—

The CODM reviews the Company’s total assets and liquidity to assess whether sufficient resources are available to discharge its liabilities. The CODM also reviews interest earned on investments held in the Trust Account to measure and monitor shareholder value and to determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. The key measures of segment profit or loss reviewed by the CODM are formation, general and administrative costs and interest earned on investments held in the Trust Account. Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 4, 2024 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,057,015, which consisted of interest earned on investments held in the Trust Account of $1,352,927 and interest income on our operating bank account of $1,801, partially offset by formation, general and administrative costs of $297,713. For the three months ended September 30, 2025, we had no net income or loss.

For the nine months ended September 30, 2026, we had net income of $978,739, which consisted of interest earned on investments held in the Trust Account of $1,352,927 and interest income on our operating bank account of $1,801, partially offset by formation, general and administrative costs of $375,989. For the nine months ended September 30, 2025, we had a net loss of $3,850, which consisted of formation, general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the Initial Public Offering and the sale of the Private Placement Units held outside of the Trust Account. As of September 30, 2026, we had $976,182 in cash held outside of the Trust Account and working capital of $1,120,539.

For the nine months ended September 30, 2026, net cash used in operating activities was $593,420. Net income of $978,739 was affected by interest earned on investments held in the Trust Account of $1,352,927 and the payment of formation, general and administrative costs through promissory note – related party of $12,420. Changes in operating assets and liabilities used $231,652 of cash for operating activities.

For the nine months ended September 30, 2025, net cash used in operating activities was $0. Net loss of $3,850 was offset by changes in operating assets and liabilities of the Company of $3,850.

For the nine months ended September 30, 2026, net cash used in investing activities was $300,150,000, which consisted of the investment of cash in the Trust Account in connection with the Initial Public Offering.

For the nine months ended September 30, 2026, net cash provided by financing activities was $301,719,602, which consisted of $294,930,000 of proceeds from the sale of Units, net of underwriting discounts paid, $7,470,000 of proceeds from the sale of Private Placement Units and $5,000 of proceeds from the promissory note – related party, partially offset by the repayment of the promissory note – related party of $237,701 and the payment of offering costs of $447,697.

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

Following the Initial Public Offering, a total of $300,150,000 from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units was placed in the Trust Account. As of September 30, 2026, we had investments held in the Trust Account of $301,502,927, consisting of a money market fund that invests in U.S. Treasury securities. Through September 30, 2026, we had not withdrawn any interest earned on the Trust Account. We incurred total transaction costs of $18,663,553, consisting of $5,220,000 of cash underwriting fee, $12,789,000 of deferred underwriting fee and $654,553 of other offering costs.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units at the time of the initial Business Combination at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans. In addition, the Company may withdraw interest income earned on the Trust Account for working capital, subject to a limit of $500,000 per year, or to pay taxes.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on August 13, 2026, we agreed to pay the Sponsor or an affiliate of the Sponsor a total of $30,000 per month for office space, utilities and shared personnel support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2026, we incurred and paid $60,000 for these services. As of September 30, 2026, no amount has been accrued for these services.

Advisory Agreement

Commencing on August 13, 2026, we agreed to pay to an affiliate of our Chief Executive Officer, a total of $30,000 per month for advisory services. Upon completion of the initial Business Combination or its liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2026, we incurred and paid $60,000 for these services. As of September 30, 2026, no amount has been accrued for these services.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 3,915,000 additional Units to cover over-allotments, if any. On August 14, 2026, the underwriters exercised their over-allotment option in full, closing on the 3,915,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $5,220,000 upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting commission of $12,789,000, payable to the underwriters only upon the consummation of an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2026, the Company issued 7,503,750 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share (the “Founder Shares”). Up to 978,750 of the Class B ordinary shares were subject to forfeiture for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On August 14, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 978,750 Founder Shares are no longer subject to forfeiture. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the sale of the Private Placement Units as described in our final prospectus for the Initial Public Offering filed with the SEC on August 13, 2026. Through September 30, 2026, from the proceeds held outside the Trust Account, we repaid $237,701 of outstanding borrowings under the promissory note issued to the Sponsor, paid $60,000 to the Sponsor or an affiliate of the Sponsor under the administrative services agreement and paid $60,000 to an affiliate of our Chief Executive Officer under the advisory agreement. For a further description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated August 12, 2026, between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2026).
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2026).
4.1	Warrant Agreement, dated August 12, 2026, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2026).
10.1	Investment Management Trust Agreement, dated August 12, 2026, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2026).
10.2	Letter Agreement, dated August 12, 2026, between the Company and TBCP V, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2026).
10.3	Form of Letter Agreement, dated August 12, 2026, between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2026).
10.4	Registration Rights Agreement, dated August 12, 2026, among the Company, TBCP V, LLC, Cantor Fitzgerald & Co. and certain security holders named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2026).
10.5	Private Placement Unit Purchase Agreement, dated August 12, 2026, between the Company and TBCP V, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2026).
10.6	Private Placement Unit Purchase Agreement, dated August 12, 2026, between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2026).

10.7	Administrative Services Agreement, dated August 12, 2026, between the Company and an affiliate of TBCP V, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2026).
10.8	Advisory Services Agreement, dated August 12, 2026, between the Company and Thunder Bridge Capital, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2026).
10.9	Form of Indemnity Agreement, dated August 12, 2026, between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THUNDER BRIDGE CAPITAL PARTNERS V, LTD.

Date: October 29, 2026	By:	/s/ Gary A. Simanson
	Name:	Gary A. Simanson
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 29, 2026	By:	/s/ Paul Wasinger
	Name:	Paul Wasinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)